Form 10-K
UBS Commercial Mortgage Trust 2012-C1
filed 2014-03-28
CIK 1544629

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2013

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

   UBS Real Estate Securities Inc.
   Barclays Bank PLC
   Starwood Mortgage Funding II LLC (formerly known as
   Archetype Mortgage Funding II LLC)
   (Exact names of the sponsors as specified in their Charters)


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


   Registrant's telephone number, including area code: (212) 713-2000


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

     Not Applicable.


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

     Not Applicable.


   DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24,
   1980).

     Not applicable.

                             Explanatory Note

   The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan, which constituted approximately 6.6%, 6.4% and 4.6%, respectively, of the asset pool of the issuing entity as of its cut-off date. The Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan are each an asset of the issuing entity and are each part of a respective loan combination that includes the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the UBSC 2011-C1 Mortgage Trust transaction, Commission File Number 333-166711-01 (the "UBSC 2011-C1 Transaction"). These loan combinations, including the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan, respectively, are each being serviced and administered pursuant to the pooling and servicing agreement for the UBSC 2011-C1 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

   Wells Fargo Bank, National Association ("Wells Fargo Bank") is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Trinity Centre Mortgage Loan and the 1700 Market Street Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo Bank is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo Bank in the capacities described above are listed in the Exhibit Index.

   KeyBank National Association ("KeyBank"), is the primary servicer of five of the mortgage loans serviced under the Pooling and Servicing Agreement, which together constituted more than 14.6% of the asset pool of the issuing entity as of its cut-off date, and of the Poughkeepsie Galleria Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, KeyBank is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by KeyBank in the capacities described above are listed in the Exhibit Index.

   Midland Loan Services, a Division of PNC Bank, National Association ("Midland") is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the special servicer of the Trinity Centre Mortgage Loan, Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Midland is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the Exhibit Index.

   Midland acted as the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and special servicer of the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan under the pooling and servicing agreement for the UBSC 2011-C1 Transaction prior to August 30, 2013 when it was removed as special servicer under the Pooling and Servicing Agreement and as special servicer of the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan under the pooling and servicing agreement for the UBSC 2011-C1 Transaction. Midland was replaced as special servicer under the Pooling and Servicing Agreement and special servicer of the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan under the pooling and servicing agreement for the UBSC 2011-C1 Transaction by Rialto Capital Advisors, LLC ("Rialto"). Included in this Annual Report on Form 10-K as Exhibits 33.2, 34.2 and 35.2, respectively, with respect to the loans serviced under the Pooling and Servicing Agreement, as Exhibits 33.10, 34.10 and 35.7, respectively, with respect to the Trinity Centre Mortgage Loan, as Exhibits 33.17, 34.17 and 35.11, respectively, with respect to the Poughkeepsie Galleria Mortgage Loan, and as Exhibits
   33.22, 34.22 and 35.15, respectively, with respect to the 1700 Market Street Mortgage Loan, are assessments of compliance with applicable servicing criteria, accountants' attestation reports on assessments of compliance with applicable servicing criteria and annual compliance statements for the reporting period January 1, 2013 through August 29, 2013 for Midland.

   Rialto assumed the obligations of Midland as special servicer under the Pooling and Servicing Agreement and special servicer of the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan under the pooling and servicing agreement for the UBSC 2011-C1 Transaction as of August 30, 2013. Included in this
   Annual Report on Form 10-K as Exhibits 33.3, 34.3 and 35.3, respectively, with respect to the loans serviced under the Pooling and Servicing Agreement, as Exhibits 33.11, 34.11 and 35.8, respectively, with respect to the Trinity Centre Mortgage Loan, as Exhibits 33.18, 34.18 and 35.12, respectively, with respect to the Poughkeepsie Galleria Mortgage Loan, and as Exhibits 33.23, 34.23 and 35.16, respectively, with respect to the 1700 Market Street Mortgage Loan, are assessments of compliance with applicable servicing criteria, accountants' attestation reports on assessments of compliance with applicable servicing criteria and annual compliance statements for the reporting period August 30, 2013 through December 31, 2013 for Rialto.

   Deutsche Bank Trust Company Americas ("Deutsche") is the certificate administrator and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement and the certificate administrator and custodian of the Trinity Centre Mortgage Loan, Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Deutsche is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Deutsche in the capacities described above are listed in the Exhibit Index.

   TriMont Real Estate Advisors, Inc. ("TriMont") is the operating advisor for the mortgage loans serviced under the Pooling and Servicing Agreement and the operating advisor for the Trinity Centre Mortgage Loan, Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 5% of the asset pool of the issuing entity as of its cut-off date. Thus, TriMont is a servicing function participant with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by TriMont in the capacities described above are listed in the Exhibit Index.

   This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and primary servicer with respect to the Trinity Centre Mortgage Loan and the 1700 Market Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are including within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j), these vendors are "servicers" for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).



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


   Item 1117 of Regulation AB, Legal Proceedings.

   The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to UBS Real Estate Securities Inc ("UBSRES"), a Sponsor and a mortgage loan seller:

   UBSRES is currently engaged in litigation with respect to various legacy residential mortgage-backed securities transactions. Some litigants are seeking the repurchase of mortgage loans by UBSRES from certain residential mortgage securitization trusts, on the basis that the loans are allegedly in breach of contractual representations and warranties in governing transaction documents. Other litigants are alleging violations of federal and/or state securities or common law for alleged misrepresentations and omissions in offering documents in connection with the issuance and/or distribution of residential mortgage-backed securities. No assurance can be given that one or more of the foregoing actions will not result in material liability to UBSRES.


   Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

   The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity Filed on May 7, 2012 pursuant to Rule 424(b)(5).


   Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

   The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

   The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the UBSC 2011-C1 Transaction, are attached hereto as Exhibits 33.9-33.15 and 34.9-34.15, Exhibits 33.16-33.20 and
   34.16-34.20 and Exhibits 33.21-33.27 and 34.21-34.27, respectively, to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the UBSC 2011-C1 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBSC 2011-C1 Transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

   The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as exhibit 33.7. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

   Material Instances of Noncompliance by the National Tax Search, LLC

        1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations
        (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

            Noncompliance
            During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

            Remediation
            Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

            In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.

   The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (the "2013 KeyBank Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(4)(i) and 1122(d)(4)(x)(c) of Regulation AB. The 2013 KeyBank Assessment is attached to this Form 10-K as exhibit 33.1. The material instances of noncompliance disclosed in the 2013 KeyBank Assessment are as follows:

   1) KeyBank National Association ("KeyBank") has identified the following material instances of noncompliance with servicing criteria
      1122(d)(4)(i) and 1122(d)(4)(x)(c)applicable to the commercial loans securitized during the year ended December 31, 2013, as follows:

      i) 1122(d)(4)(i) - Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.

      ii) 1122(d)(4)(x)(c) - Regarding any funds held in trust for an obligor (such as escrow accounts): Such funds are returned to the obligor within 30 calendar days of full repayment of the related pool asset, or such other number of days specified in the transaction agreements.

   2) KeyBank has implemented the following remediation procedures:

      i) 1122(d)(4)(i) - Regarding UCC filings, it was discovered, upon transfer of the servicing to KeyBank from the previous servicer, that two loans did not have appropriate UCC filings originally filed or continued. The loans have since been corrected, and KeyBank determined that no liens were filed in front of the UCC filing. All loans, for which servicing was transferred to KeyBank during 2013, have been reviewed, and, the filings are being maintained in accordance with the transaction agreements.

      ii) 1122(d)(4)(x)(c) - Escrow funds were not returned to the obligor within 30 calendar days of repayment. Appropriate steps have been taken, including monthly status meetings, meeting minutes, and revised procedures to insure that the refund of escrows occurs within 30 calendar days of full repayment.


   Item 1123 of Regulation AB, Servicer Compliance Statement.

   The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.


                                   PART IV

   ITEM 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents filed as a part of this annual report on Form 10-K:

        (1) Not Applicable.

        (2) Not Applicable.

        (3) See below.


  4.1 Pooling and Servicing Agreement, dated as of May 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as depositor,
        Wells Fargo Bank, National Association, as master servicer,
        Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on May 7, 2012 and incorporated by reference herein.)

  4.2 Pooling and Servicing Agreement, dated as of December 1, 2011, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent, and custodian, and TriMont Real Estate Advisors Inc., as operating advisor (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.'s Current Report on Form 8-K, filed on December 29, 2011 in connection with the UBSC 2011-C1 Transaction and incorporated by reference herein)


   31   Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

        33.1  Wells Fargo Bank, National Association, as Master Servicer
        33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to August 30, 2013
        33.3 Rialto Capital Advisors, LLC, as Special Servicer on and after August 30, 2013
        33.4 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian
        33.5  TriMont Real Estate Advisors Inc., as Operating Advisor
        33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
        33.7  National Tax Search, LLC, as Servicing Function Participant
        33.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
        33.9 Wells Fargo Bank, National Association, as Primary Servicer for the Trinity Centre Mortgage Loan (see Exhibit 33.1)
        33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Trinity Centre Mortgage Loan prior to August 30, 2013 (see Exhibit 33.2)
        33.11 Rialto Capital Advisors, LLC, as Special Servicer for the Trinity Centre Mortgage Loan on and after August 30, 2013 (see Exhibit 33.3)
        33.12 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Trinity Centre Mortgage Loan (see Exhibit 33.4)
        33.13 TriMont Real Estate Advisors Inc., as Operating Advisor for the Trinity Centre Mortgage Loan (see Exhibit 33.5)
        33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 33.6)
        33.15 National Tax Search, LLC, as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 33.7)
        33.16 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.8)
        33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Poughkeepsie Galleria Mortgage Loan prior to August 30, 2013
              (see Exhibit 33.2)
        33.18 Rialto Capital Advisors, LLC, as Special Servicer for the Poughkeepsie Galleria Mortgage Loan on and after August 30, 2013 (see Exhibit 33.3)
        33.19 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.4)
        33.20 TriMont Real Estate Advisors Inc., as Operating Advisor for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.5)
        33.21 Wells Fargo Bank, National Association, as Primary Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 33.1)
        33.22 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the 1700 Market Street Mortgage Loan prior to August 30, 2013 (see Exhibit 33.2)
        33.23 Rialto Capital Advisors, LLC, as Special Servicer for the 1700 Market Street Mortgage Loan on and after August 30, 2013 (see Exhibit 33.3)
        33.24 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the 1700 Market Street Mortgage Loan (see Exhibit 33.4)
        33.25 TriMont Real Estate Advisors Inc., as Operating Advisor for the 1700 Market Street Mortgage Loan (see Exhibit 33.5)
        33.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 33.6)
        33.27 National Tax Search, LLC, as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 33.7)


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1  Wells Fargo Bank, National Association, as Master Servicer
        34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to August 30, 2013
        34.3 Rialto Capital Advisors, LLC, as Special Servicer on and after August 30, 2013
        34.4 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian
        34.5  TriMont Real Estate Advisors Inc., as Operating Advisor
        34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
        34.7  National Tax Search, LLC, as Servicing Function Participant
        34.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
        34.9 Wells Fargo Bank, National Association, as Primary Servicer for the Trinity Centre Mortgage Loan (see Exhibit 34.1)
        34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Trinity Centre Mortgage Loan prior to August 30, 2013 (see Exhibit 34.2)
        34.11 Rialto Capital Advisors, LLC, as Special Servicer for the Trinity Centre Mortgage Loan on and after August 30, 2013 (see Exhibit 34.3)
        34.12 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Trinity Centre Mortgage Loan (see Exhibit 34.4)
        34.13 TriMont Real Estate Advisors Inc., as Operating Advisor for the Trinity Centre Mortgage Loan (see Exhibit 34.5)
        34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 34.6)
        34.15 National Tax Search, LLC, as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 34.7)
        34.16 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.8)
        34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Poughkeepsie Galleria Mortgage Loan prior to August 30, 2013
              (see Exhibit 34.2)
        34.18 Rialto Capital Advisors, LLC, as Special Servicer for the Poughkeepsie Galleria Mortgage Loan on and after August 30, 2013 (see Exhibit 34.3)
        34.19 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.4)
        34.20 TriMont Real Estate Advisors Inc., as Operating Advisor for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.5)
        34.21 Wells Fargo Bank, National Association, as Primary Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 34.1)
        34.22 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the 1700 Market Street Mortgage Loan prior to August 30, 2013 (see Exhibit 34.2)
        34.23 Rialto Capital Advisors, LLC, as Special Servicer for the 1700 Market Street Mortgage Loan on and after August 30, 2013 (see Exhibit 34.3)
        34.24 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the 1700 Market Street Mortgage Loan (see Exhibit 34.4)
        34.25 TriMont Real Estate Advisors Inc., as Operating Advisor for the 1700 Market Street Mortgage Loan (see Exhibit 34.5)
        34.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 34.6)
        34.27 National Tax Search, LLC, as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 34.7)


   35   Servicer compliance statement.

        35.1  Wells Fargo Bank, National Association, as Master Servicer
        35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to August 30, 2013
        35.3 Rialto Capital Advisors, LLC, as Special Servicer on and after August 30, 2013
        35.4  Deutsche Bank Trust Company Americas, as Certificate
              Administrator
        35.5 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
        35.6 Wells Fargo Bank, National Association, as Primary Servicer for the Trinity Centre Mortgage Loan
        35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to August 30, 2013 for the Trinity Centre Mortgage Loan (see Exhibit 35.2)
        35.8 Rialto Capital Advisors, LLC, as Special Servicer on and after August 30, 2013 for the Trinity Centre Mortgage Loan
        35.9 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Trinity Centre Mortgage Loan
        35.10 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.5)
        35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to August 30, 2013 for the Poughkeepsie Galleria Mortgage Loan
              (see Exhibit 35.2)
        35.12 Rialto Capital Advisors, LLC, as Special Servicer on and after August 30, 2013 for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.8)
        35.13 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.9)
        35.14 Wells Fargo Bank, National Association, as Primary Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 35.6)
        35.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to August 30, 2013 for the 1700 Market Street Mortgage Loan (see Exhibit 35.2)
        35.16 Rialto Capital Advisors, LLC, as Special Servicer on and after August 30, 2013 for the 1700 Market Street Mortgage Loan (see Exhibit 35.8)
        35.17 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 1700 Market Street Mortgage Loan
              (see Exhibit 35.9)


 99.1   Mortgage Loan Purchase Agreement, dated as of May 8, 2012 between
        UBS Real Estate Securities Inc., as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed by the registrant on May 7, 2012, and incorporated by reference herein).

 99.2 Mortgage Loan Purchase Agreement, dated as of May 8, 2012 between Barclays Bank PLC, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed by the registrant on May 7, 2012, and incorporated by reference herein).

 99.3 Mortgage Loan Purchase Agreement, dated as of May 8, 2012 between Archetype Mortgage Funding II LLC, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed by the registrant on May 7, 2012, and incorporated by reference herein).


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


   UBS Commercial Mortgage Securitization Corp.
   (Depositor)




   /s/ David Nass
   David Nass
   President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)

   Date:   March 28, 2014



   /s/ David Schell
   David Schell
   Executive Director

   Date:   March 28, 2014



   EXHIBIT INDEX

   Exhibit No.


  4.1 Pooling and Servicing Agreement, dated as of May 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as depositor,
        Wells Fargo Bank, National Association, as master servicer,
        Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on May 7, 2012 and incorporated by reference herein.)

  4.2 Pooling and Servicing Agreement, dated as of December 1, 2011, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent, and custodian, and TriMont Real Estate Advisors Inc., as operating advisor (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.'s Current Report on Form 8-K, filed on December 29, 2011 in connection with the UBSC 2011-C1 Transaction and incorporated by reference herein)


   31   Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

        33.1  Wells Fargo Bank, National Association, as Master Servicer
        33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to August 30, 2013
        33.3 Rialto Capital Advisors, LLC, as Special Servicer on and after August 30, 2013
        33.4 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian
        33.5  TriMont Real Estate Advisors Inc., as Operating Advisor
        33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
        33.7  National Tax Search, LLC, as Servicing Function Participant
        33.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
        33.9 Wells Fargo Bank, National Association, as Primary Servicer for the Trinity Centre Mortgage Loan (see Exhibit 33.1)
        33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Trinity Centre Mortgage Loan prior to August 30, 2013 (see Exhibit 33.2)
        33.11 Rialto Capital Advisors, LLC, as Special Servicer for the Trinity Centre Mortgage Loan on and after August 30, 2013 (see Exhibit 33.3)
        33.12 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Trinity Centre Mortgage Loan (see Exhibit 33.4)
        33.13 TriMont Real Estate Advisors Inc., as Operating Advisor for the Trinity Centre Mortgage Loan (see Exhibit 33.5)
        33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 33.6)
        33.15 National Tax Search, LLC, as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 33.7)
        33.16 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.8)
        33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Poughkeepsie Galleria Mortgage Loan prior to August 30, 2013
              (see Exhibit 33.2)
        33.18 Rialto Capital Advisors, LLC, as Special Servicer for the Poughkeepsie Galleria Mortgage Loan on and after August 30, 2013 (see Exhibit 33.3)
        33.19 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.4)
        33.20 TriMont Real Estate Advisors Inc., as Operating Advisor for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.5)
        33.21 Wells Fargo Bank, National Association, as Primary Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 33.1)
        33.22 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the 1700 Market Street Mortgage Loan prior to August 30, 2013 (see Exhibit 33.2)
        33.23 Rialto Capital Advisors, LLC, as Special Servicer for the 1700 Market Street Mortgage Loan on and after August 30, 2013 (see Exhibit 33.3)
        33.24 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the 1700 Market Street Mortgage Loan (see Exhibit 33.4)
        33.25 TriMont Real Estate Advisors Inc., as Operating Advisor for the 1700 Market Street Mortgage Loan (see Exhibit 33.5)
        33.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 33.6)
        33.27 National Tax Search, LLC, as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 33.7)


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1  Wells Fargo Bank, National Association, as Master Servicer
        34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to August 30, 2013
        34.3 Rialto Capital Advisors, LLC, as Special Servicer on and after August 30, 2013
        34.4 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian
        34.5  TriMont Real Estate Advisors Inc., as Operating Advisor
        34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
        34.7  National Tax Search, LLC, as Servicing Function Participant
        34.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
        34.9 Wells Fargo Bank, National Association, as Primary Servicer for the Trinity Centre Mortgage Loan (see Exhibit 34.1)
        34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Trinity Centre Mortgage Loan prior to August 30, 2013 (see Exhibit 34.2)
        34.11 Rialto Capital Advisors, LLC, as Special Servicer for the Trinity Centre Mortgage Loan on and after August 30, 2013 (see Exhibit 34.3)
        34.12 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Trinity Centre Mortgage Loan (see Exhibit 34.4)
        34.13 TriMont Real Estate Advisors Inc., as Operating Advisor for the Trinity Centre Mortgage Loan (see Exhibit 34.5)
        34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 34.6)
        34.15 National Tax Search, LLC, as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 34.7)
        34.16 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.8)
        34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Poughkeepsie Galleria Mortgage Loan prior to August 30, 2013
              (see Exhibit 34.2)
        34.18 Rialto Capital Advisors, LLC, as Special Servicer for the Poughkeepsie Galleria Mortgage Loan on and after August 30, 2013 (see Exhibit 34.3)
        34.19 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.4)
        34.20 TriMont Real Estate Advisors Inc., as Operating Advisor for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.5)
        34.21 Wells Fargo Bank, National Association, as Primary Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 34.1)
        34.22 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the 1700 Market Street Mortgage Loan prior to August 30, 2013 (see Exhibit 34.2)
        34.23 Rialto Capital Advisors, LLC, as Special Servicer for the 1700 Market Street Mortgage Loan on and after August 30, 2013 (see Exhibit 34.3)
        34.24 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the 1700 Market Street Mortgage Loan (see Exhibit 34.4)
        34.25 TriMont Real Estate Advisors Inc., as Operating Advisor for the 1700 Market Street Mortgage Loan (see Exhibit 34.5)
        34.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 34.6)
        34.27 National Tax Search, LLC, as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 34.7)


   35   Servicer compliance statement.

        35.1  Wells Fargo Bank, National Association, as Master Servicer
        35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to August 30, 2013
        35.3 Rialto Capital Advisors, LLC, as Special Servicer on and after August 30, 2013
        35.4  Deutsche Bank Trust Company Americas, as Certificate
              Administrator
        35.5 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
        35.6 Wells Fargo Bank, National Association, as Primary Servicer for the Trinity Centre Mortgage Loan
        35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to August 30, 2013 for the Trinity Centre Mortgage Loan (see Exhibit 35.2)
        35.8 Rialto Capital Advisors, LLC, as Special Servicer on and after August 30, 2013 for the Trinity Centre Mortgage Loan
        35.9 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Trinity Centre Mortgage Loan
        35.10 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.5)
        35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to August 30, 2013 for the Poughkeepsie Galleria Mortgage Loan
              (see Exhibit 35.2)
        35.12 Rialto Capital Advisors, LLC, as Special Servicer on and after August 30, 2013 for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.8)
        35.13 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.9)
        35.14 Wells Fargo Bank, National Association, as Primary Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 35.6)
        35.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to August 30, 2013 for the 1700 Market Street Mortgage Loan (see Exhibit 35.2)
        35.16 Rialto Capital Advisors, LLC, as Special Servicer on and after August 30, 2013 for the 1700 Market Street Mortgage Loan (see Exhibit 35.8)
        35.17 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 1700 Market Street Mortgage Loan
              (see Exhibit 35.9)


 99.1   Mortgage Loan Purchase Agreement, dated as of May 8, 2012 between
        UBS Real Estate Securities Inc., as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed by the registrant on May 7, 2012, and incorporated by reference herein).

 99.2 Mortgage Loan Purchase Agreement, dated as of May 8, 2012 between Barclays Bank PLC, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed by the registrant on May 7, 2012, and incorporated by reference herein).

 99.3 Mortgage Loan Purchase Agreement, dated as of May 8, 2012 between Archetype Mortgage Funding II LLC, as seller, and UBS Commercial Mortgage Securitization Corp., as purchaser (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed by the registrant on May 7, 2012, and incorporated by reference herein).