Form 10-K
period 2014-12-31
UBS Commercial Mortgage Trust 2012-C1
filed 2015-03-27
CIK 1544629

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2014

                                   or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from _____ to _____

       Commission file number of the issuing entity: 333-177354-01

        Central Index Key Number of the issuing entity: 0001544629
                    UBS Commercial Mortgage Trust 2012-C1
      (exact name of the issuing entity as specified in its charter)

         Central Index Key Number of the depositor: 0001532799
             UBS Commercial Mortgage Securitization Corp.
       (exact name of the depositor as specified in its charter)

         Central Index Key Number of the sponsor: 0001541886
                  UBS Real Estate Securities Inc.
        (exact name of the sponsor as specified in its charter)

         Central Index Key Number of the sponsor: 0000312070
                            Barclays Bank PLC
        (exact name of the sponsor as specified in its charter)

   Central Index Key Number of the sponsor: 0001548405 (The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1.)
          Starwood Mortgage Funding II LLC (formerly known as
                  Archetype Mortgage Funding II LLC)
        (exact name of the sponsor as specified in its charter)

               New York                             45-5186367
      (State or other jurisdiction of               45-5480507
       incorporation or organization                46-6155120
           of the issuing entity)               (I.R.S. Employer
                                             Identification Numbers)

                 c/o Deutsche Bank Trust Company Americas
                       as Certificate Administrator
                        1761 East St. Andrew Place
                               Santa Ana, CA
        (Address of principal executive offices of the issuing entity)

                                  92705
                                (Zip Code)

            Registrant's telephone number, including area code:
                              (212) 713-2000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]Yes [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

                               Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]           Accelerated filer         [ ]
Non-accelerated filer     [X] (Do not check if a smaller reporting company)
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                               Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ]Yes [ ]No

                               Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

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


                              EXPLANATORY NOTES

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

Wells Fargo Bank, National Association ("Wells Fargo Bank") is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Trinity Centre Mortgage Loan and the 1700 Market Street Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo Bank is a "servicer," as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo Bank in the capacities described above are listed in the Exhibit Index.

KeyBank National Association ("KeyBank"), is the primary servicer of five of the mortgage loans serviced under the Pooling and Servicing Agreement, which together constituted more than 14.6% of the asset pool of the issuing entity as of its cut-off date, and of the Poughkeepsie Galleria Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, KeyBank is a "servicer," as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by KeyBank in the capacities described above are listed in the
Exhibit Index.

Rialto Capital Advisors, LLC ("Rialto") is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the special servicer of the Trinity Centre Mortgage Loan, Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Rialto is a "servicer," as defined in
Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Rialto in the capacities described above are listed in the Exhibit Index.

Deutsche Bank Trust Company Americas ("DBTCA") is the trustee, certificate administrator and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement and the trustee, certificate administrator and custodian of the Trinity Centre Mortgage Loan, Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, DBTCA is a "servicer," as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by DBTCA in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and primary servicer with respect to the Trinity Centre Mortgage Loan and the 1700 Market Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are "servicers" for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).


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

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to UBS Real Estate Securities Inc. ("UBSRES"), a sponsor and a mortgage loan seller, and DBTCA, the trustee, certificate administrator, paying agent and custodian:

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

DBTCA has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities ("RMBS") trusts. On June 18, 2014, a group of investors ("Plaintiff Investors") filed a civil action against DBTCA and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA's and DBNTC's alleged failure to perform their obligations as trustees for the trusts (the "NY Derivative Action"). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the "SDNY Action"), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY
Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is vigorously defending the SDNY Action. DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as Trustee on behalf of the Certificateholders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on May 7, 2012 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15 to this Annual Report on Form 10-
K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in
Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the UBSC 2011-C1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the UBSC 2011-C1 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBSC 2011-C1 Transaction responsible for each applicable servicing criterion set forth in
Item 1122(d).

Management's assessment of compliance with Regulation AB servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association ("KeyBank") attached to this Annual Report on Form 10-K as
Exhibit 33.7 (the "KeyBank Assessment") identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(xv) during the calendar year ended December 31, 2014 with respect to commercial mortgage loans.

Servicing Criteria Impacted:
1122(d)(4)(xv) - Any external enhancement or other support, identified in
Item 1114(a)(1) through (3) or item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

Material Instances of Noncompliance with Servicing Criteria:
Regarding external enhancements, specifically letters of credit, upon transfer of the servicing of the mortgage loans to KeyBank from the previous servicer, KeyBank was not properly named as the beneficiary on certain letters of credit because of deficiencies in policies and procedures relating to changes in named beneficiary. KeyBank identified eighty mortgage loans that did not properly name KeyBank as beneficiary on the letters of credit.

Remediation:
The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans have been identified, (ii) borrower contact has been initiated, (iii) corrective actions are underway and are being tracked and monitored by senior management, (iv) procedures have been revised to include new tracking and action steps to prevent this situation from reoccurring in the future, and (v) training has been provided to the relevant staff members to prevent a recurrence, and (vi) updates will be made to software systems to assist staff members with compliance.

As of the date of the KeyBank Assessment, there are thirty-one mortgage loans contained within fourteen transactions for which the beneficiary name on the letters of credit still needs to be corrected. The fourteen transactions are listed below, with the following information with respect to each transaction: the number of impacted mortgage loans to be corrected included in such transaction, and the aggregate amount of the letters of credit related to such impacted mortgage loans to be corrected.

                                                Amount of the letters
                                                of credit related
                      # of impacted             to such impacted
                      mortgage loans            mortgage loans to
Transaction           to be corrected           be corrected ($)

BACM 2005-4	           1                    2,500,000.00
BACM 2006-1 	           2                    4,122,389.00
BACM 2006-3 	           4                    1,397,562.00
BACM 2006-5	           2                      477,789.00
BACM 2006-6 	           4	                1,305,983.00
BACM 2007-1 	           4                    1,776,950.00
BACM 2007-2 	           3                      595,091.00
BACM 2007-3 	           5                    5,478,556.00
BACM 2007-4 	           1                    1,000,000.00
BACM 2008-LS1              1                      275,346.00
GECMC 2007-C1              2                      614,472.00
MLMT 2008-C1               1                      102,818.00
COMM 2006-C7               1                      355,000.00
MSC 2012-C4                1                    2,500,000.00

During the calendar year ended December 31, 2014, no demands were made upon any of the impacted letters of credit, and thus, none of the affected transactions were materially impacted.

*The accountant's attestation report referred to in the KeyBank Assessment includes only item 1 and item 2 (other than the last sentence thereof) referred to above.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.


                                  Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

    (1) Not applicable

    (2) Not applicable

    (3) See below

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

4.2 Pooling and Servicing Agreement, dated as of December 1, 2011, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent, and custodian, and TriMont Real Estate Advisors Inc., as operating advisor (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.'s Current Report on Form 8-K, filed on December 29, 2011 in connection with the UBSC 2011-C1 Transaction and incorporated by reference herein), as amended by Amendment No. 1 to Pooling and Servicing Agreement, dated as of June 6, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4.2 to Citigroup Commercial Mortgage
      Securities Inc.'s Annual Report on Form 10-K, filed on March 29, 2013 in connection with the UBSC 2011-C1 Transaction and incorporated by reference herein).


31    Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1  Wells Fargo Bank, National Association, as Master Servicer

33.2  Rialto Capital Advisors, LLC, as Special Servicer

33.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian

33.4  TriMont Real Estate Advisors Inc., as Operating Advisor

33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6  National Tax Search, LLC, as Servicing Function Participant

33.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

33.8 Wells Fargo Bank, National Association, as Primary Servicer for the Trinity Centre Mortgage Loan (see Exhibit 33.1)

33.9 Rialto Capital Advisors, LLC, as Special Servicer for the Trinity Centre Mortgage Loan (see Exhibit 33.2)

33.10 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Trinity Centre Mortgage Loan (see
      Exhibit 33.3)

33.11 TriMont Real Estate Advisors Inc., as Operating Advisor for the Trinity Centre Mortgage Loan (see Exhibit 33.4)

33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 33.5)

33.13 National Tax Search, LLC, as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 33.6)

33.14 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.7)

33.15 Rialto Capital Advisors, LLC, as Special Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.2)

33.16 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.3)

33.17 TriMont Real Estate Advisors Inc., as Operating Advisor for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.4)

33.18 Wells Fargo Bank, National Association, as Primary Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 33.1)

33.19 Rialto Capital Advisors, LLC, as Special Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 33.2)

33.20 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the 1700 Market Street Mortgage Loan (see Exhibit 33.3)

33.21 TriMont Real Estate Advisors Inc., as Operating Advisor for the 1700 Market Street Mortgage Loan (see Exhibit 33.4)

33.22 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 33.5)

33.23 National Tax Search, LLC, as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 33.6)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Master Servicer

34.2  Rialto Capital Advisors, LLC, as Special Servicer

34.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian

34.4  TriMont Real Estate Advisors Inc., as Operating Advisor

34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6  National Tax Search, LLC, as Servicing Function Participant

34.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

34.8 Wells Fargo Bank, National Association, as Primary Servicer for the Trinity Centre Mortgage Loan (see Exhibit 34.1)

34.9 Rialto Capital Advisors, LLC, as Special Servicer for the Trinity Centre Mortgage Loan (see Exhibit 34.2)

34.10 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Trinity Centre Mortgage Loan (see
      Exhibit 34.3)

34.11 TriMont Real Estate Advisors Inc., as Operating Advisor for the Trinity Centre Mortgage Loan (see Exhibit 34.4)

34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 34.5)

34.13 National Tax Search, LLC, as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 34.6)

34.14 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.7)

34.15 Rialto Capital Advisors, LLC, as Special Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.2)

34.16 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.3)

34.17 TriMont Real Estate Advisors Inc., as Operating Advisor for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.4)

34.18 Wells Fargo Bank, National Association, as Primary Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 34.1)

34.19 Rialto Capital Advisors, LLC, as Special Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 34.2)

34.20 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the 1700 Market Street Mortgage Loan (see Exhibit 34.3)

34.21 TriMont Real Estate Advisors Inc., as Operating Advisor for the 1700 Market Street Mortgage Loan (see Exhibit 34.4)

34.22 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 34.5)

34.23 National Tax Search, LLC, as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 34.6)


35    Servicer compliance statements.

35.1  Wells Fargo Bank, National Association, as Master Servicer

35.2  Rialto Capital Advisors, LLC, as Special Servicer

35.3  Deutsche Bank Trust Company Americas, as Certificate Administrator

35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

35.5 Wells Fargo Bank, National Association, as Primary Servicer for the Trinity Centre Mortgage Loan

35.6 Rialto Capital Advisors, LLC, as Special Servicer for the Trinity Centre Mortgage Loan

35.7 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Trinity Centre Mortgage Loan

35.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.4)

35.9 Rialto Capital Advisors, LLC, as Special Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.6)

35.10 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.7)

35.11 Wells Fargo Bank, National Association, as Primary Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 35.5)

35.12 Rialto Capital Advisors, LLC, as Special Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 35.6)

35.13 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 1700 Market Street Mortgage Loan (see Exhibit 35.7)

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

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/ David Nass
___________________
David Nass
President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 27, 2015


/s/ Alfred Fernandez
___________________
Alfred Fernandez
Executive Director

Date: March 27, 2015



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

4.2 Pooling and Servicing Agreement, dated as of December 1, 2011, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent, and custodian, and TriMont Real Estate Advisors Inc., as operating advisor (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.'s Current Report on Form 8-K, filed on December 29, 2011 in connection with the UBSC 2011-C1 Transaction and incorporated by reference herein), as amended by Amendment No. 1 to Pooling and Servicing Agreement, dated as of June 6, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4.2 to Citigroup Commercial Mortgage
      Securities Inc.'s Annual Report on Form 10-K, filed on March 29, 2013 in connection with the UBSC 2011-C1 Transaction and incorporated by reference herein).


31    Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1  Wells Fargo Bank, National Association, as Master Servicer

33.2  Rialto Capital Advisors, LLC, as Special Servicer

33.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian

33.4  TriMont Real Estate Advisors Inc., as Operating Advisor

33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6  National Tax Search, LLC, as Servicing Function Participant

33.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

33.8 Wells Fargo Bank, National Association, as Primary Servicer for the Trinity Centre Mortgage Loan (see Exhibit 33.1)

33.9 Rialto Capital Advisors, LLC, as Special Servicer for the Trinity Centre Mortgage Loan (see Exhibit 33.2)

33.10 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Trinity Centre Mortgage Loan (see
      Exhibit 33.3)

33.11 TriMont Real Estate Advisors Inc., as Operating Advisor for the Trinity Centre Mortgage Loan (see Exhibit 33.4)

33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 33.5)

33.13 National Tax Search, LLC, as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 33.6)

33.14 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.7)

33.15 Rialto Capital Advisors, LLC, as Special Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.2)

33.16 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.3)

33.17 TriMont Real Estate Advisors Inc., as Operating Advisor for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.4)

33.18 Wells Fargo Bank, National Association, as Primary Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 33.1)

33.19 Rialto Capital Advisors, LLC, as Special Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 33.2)

33.20 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the 1700 Market Street Mortgage Loan (see Exhibit 33.3)

33.21 TriMont Real Estate Advisors Inc., as Operating Advisor for the 1700 Market Street Mortgage Loan (see Exhibit 33.4)

33.22 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 33.5)

33.23 National Tax Search, LLC, as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 33.6)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Master Servicer

34.2  Rialto Capital Advisors, LLC, as Special Servicer

34.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian

34.4  TriMont Real Estate Advisors Inc., as Operating Advisor

34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6  National Tax Search, LLC, as Servicing Function Participant

34.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

34.8 Wells Fargo Bank, National Association, as Primary Servicer for the Trinity Centre Mortgage Loan (see Exhibit 34.1)

34.9 Rialto Capital Advisors, LLC, as Special Servicer for the Trinity Centre Mortgage Loan (see Exhibit 34.2)

34.10 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Trinity Centre Mortgage Loan (see
      Exhibit 34.3)

34.11 TriMont Real Estate Advisors Inc., as Operating Advisor for the Trinity Centre Mortgage Loan (see Exhibit 34.4)

34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 34.5)

34.13 National Tax Search, LLC, as Servicing Function Participant for the Trinity Centre Mortgage Loan (see Exhibit 34.6)

34.14 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.7)

34.15 Rialto Capital Advisors, LLC, as Special Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.2)

34.16 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.3)

34.17 TriMont Real Estate Advisors Inc., as Operating Advisor for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.4)

34.18 Wells Fargo Bank, National Association, as Primary Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 34.1)

34.19 Rialto Capital Advisors, LLC, as Special Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 34.2)

34.20 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the 1700 Market Street Mortgage Loan (see Exhibit 34.3)

34.21 TriMont Real Estate Advisors Inc., as Operating Advisor for the 1700 Market Street Mortgage Loan (see Exhibit 34.4)

34.22 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 34.5)

34.23 National Tax Search, LLC, as Servicing Function Participant for the 1700 Market Street Mortgage Loan (see Exhibit 34.6)


35    Servicer compliance statements.

35.1  Wells Fargo Bank, National Association, as Master Servicer

35.2  Rialto Capital Advisors, LLC, as Special Servicer

35.3  Deutsche Bank Trust Company Americas, as Certificate Administrator

35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

35.5 Wells Fargo Bank, National Association, as Primary Servicer for the Trinity Centre Mortgage Loan

35.6 Rialto Capital Advisors, LLC, as Special Servicer for the Trinity Centre Mortgage Loan

35.7 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Trinity Centre Mortgage Loan

35.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.4)

35.9 Rialto Capital Advisors, LLC, as Special Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.6)

35.10 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.7)

35.11 Wells Fargo Bank, National Association, as Primary Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 35.5)

35.12 Rialto Capital Advisors, LLC, as Special Servicer for the 1700 Market Street Mortgage Loan (see Exhibit 35.6)

35.13 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 1700 Market Street Mortgage Loan (see Exhibit 35.7)

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