Form 10-K
period 2015-12-31
UBS Commercial Mortgage Trust 2012-C1
filed 2016-03-24
CIK 1544629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2015

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

Central Index Key Number of the sponsor: 0001548405
(The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1)
Starwood Mortgage Funding II LLC
(exact name of the sponsor as specified in its charter)
(formerly known as Archetype Mortgage Funding II LLC)




45-5186367
New York                                       45-5480507
(State or other jurisdiction of                46-6155120
incorporation or organization of            (I.R.S. Employer
the issuing entity)                      Identification Numbers)


c/o Deutsche Bank Trust Company Americas as Certificate Administrator
1761 East St. Andrew Place
Santa Ana, CA
(Address of principal executive offices of the issuing entity)

92705
(Zip Code)

Registrant's telephone number, including area code:
(212) 713-2000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]          Accelerated filer         [ ]
Non-accelerated filer     [X] (Do not check if a smaller reporting company)
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan, which constituted approximately 6.6%, 6.4% and 4.6%, respectively, of the asset pool of the issuing entity as of its cut-off date. The Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan or the 1700 Market Street Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the UBS-Citigroup Commercial Mortgage Trust 2011-C1 transaction, Commission File Number 333-166711-01 (the "UBS-Citigroup 2011-C1 Transaction"). These loan combinations, including the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the UBS-Citigroup 2011-C1 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the UBS-Citigroup 2011-C1 Transaction, is also the primary servicer of these loan combinations (other than the Poughkeepsie Galleria Mortgage Loan). The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations (other than the Poughkeepsie Galleria Mortgage Loan), are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS-Citigroup 2011-C1 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations (other than the Poughkeepsie Galleria Mortgage Loan).

KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.)("KeyBank"), is the primary servicer of five of the mortgage loans serviced under the Pooling and Servicing Agreement and of the Poughkeepsie Galleria Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, KeyBank is a "servicer," as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by KeyBank in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Trinity Centre Mortgage Loan and the 1700 Market Street Mortgage Loan. As a result, Wells Fargo Bank, National Association is a "servicer" as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a "servicer" as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Deutsche Bank Trust Company Americas is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan. As a result, Deutsche Bank Trust Company Americas is a "servicer" as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Deutsche Bank Trust Company Americas in the capacities described above are listed in the Exhibit Index.

Deutsche Bank Trust Company Americas is the trustee and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan. As a result, Deutsche Bank Trust Company Americas is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by Deutsche Bank Trust Company Americas in the capacities described above are listed in the Exhibit Index.

TriMont Real Estate Advisors, Inc. is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan. As a result, TriMont Real Estate Advisors, Inc. is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by TriMont Real Estate Advisors, Inc. in the capacities described above are listed in the Exhibit Index.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer of the Pooling and Servicing Agreement, the primary servicer of the Trinity Centre Mortgage Loan and the primary servicer of the 1700 Market Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in
Item 1101(j) that looks to the functions that an entity performs, these vendors are "servicers" for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).


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


Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.


Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.


Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to UBS Real Estate Securities Inc., as sponsor, Deutsche Bank Trust Company Americas, as trustee, certificate administrator and custodian and KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer:

UBS Real Estate Securities Inc. ("UBSRES") is currently engaged in litigation with respect to various legacy residential mortgage-backed securities transactions. Some litigants are seeking the repurchase of mortgage loans by UBSRES from certain residential mortgage securitization trusts, on the basis that the loans are allegedly in breach of contractual representations and warranties in governing transaction documents. Other litigants are alleging violations of federal and/or state securities or common law for alleged misrepresentations and omissions in offering documents in connection with the issuance and/or distribution of residential mortgage-backed securities. No assurance can be given that one or more of the foregoing actions will not result in material liability to UBSRES.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the "IKB Action"). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts. DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee, Certificate Administrator and Custodian under the Pooling and Servicing Agreement for this transaction or the pooling and servicing agreement for the UBS-Citigroup 2011-C1 transaction.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the "Trust"), filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the "Servicers"). The suit was filed derivatively on behalf of the Trust. The action was brought in connection with the Servicers' determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust's directing certificateholder, pursuant to an exercise of the fair value option. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers. Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement applicable to the Trust, and intend to contest the claims asserted against them.


Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on May 7, 2012 pursuant to Rule 424(b)(5).


Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under
Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Trinity Centre Mortgage Loan, Poughkeepsie Galleria Mortgage Loan and 1700 Market Street Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the UBS-Citigroup 2011-C1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the UBS-Citigroup 2011-C1 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS-Citigroup 2011-C1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).


Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.


PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not applicable
(2) Not applicable
(3) See below

4.1 Pooling and Servicing Agreement, dated as of May 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on May 7, 2012 under Commission File No. 333-177354-01 and incorporated by reference herein.)

4.2 Pooling and Servicing Agreement, dated as of December 1, 2011, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent, and custodian, and TriMont Real Estate Advisors Inc., as operating advisor (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.'s Current Report on Form 8-K, filed on December 29, 2011 under Commission File
        No. 333-166711-01 and incorporated by reference herein), as amended by Amendment No. 1 to Pooling and Servicing Agreement, dated as of June 6, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche
        Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4.2 to Citigroup Commercial Mortgage Securities Inc.'s Annual Report on Form 10-K, filed on
        March 29, 2013 under Commission File No. 333-166711-01 and incorporated by reference herein)


31      Rule 13a-14(d)/15d-14(d) Certifications.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1    Wells Fargo Bank, National Association, as Master Servicer

33.2    Rialto Capital Advisors, LLC, as Special Servicer

33.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian

33.4    TriMont Real Estate Advisors, Inc., as Operating Advisor

33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6    National Tax Search, LLC, as Servicing Function Participant

33.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

33.8 Wells Fargo Bank, National Association, as Primary Servicer of the Trinity Centre Mortgage Loan (see Exhibit 33.1)

33.9 Rialto Capital Advisors, LLC, as Special Servicer of the Trinity Centre Mortgage Loan (see Exhibit 33.2)

33.10 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the Trinity Centre Mortgage Loan (see Exhibit 33.3)

33.11 TriMont Real Estate Advisors, Inc., as Operating Advisor of the Trinity Centre Mortgage Loan (see Exhibit 33.4)

33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Trinity Centre Mortgage Loan (see Exhibit 33.5)

33.13 National Tax Search, LLC, as Servicing Function Participant of the Trinity Centre Mortgage Loan (see Exhibit 33.6)

33.14 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.7)

33.15 Rialto Capital Advisors, LLC, as Special Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.2)

33.16 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.3)

33.17 TriMont Real Estate Advisors, Inc., as Operating Advisor of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.4)

33.18 Wells Fargo Bank, National Association, as Primary Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 33.1)

33.19 Rialto Capital Advisors, LLC, as Special Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 33.2)

33.20 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the 1700 Market Street Mortgage Loan (see Exhibit 33.3)

33.21 TriMont Real Estate Advisors, Inc., as Operating Advisor of the 1700 Market Street Mortgage Loan (see Exhibit 33.4)

33.22 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1700 Market Street Mortgage Loan (see Exhibit 33.5)

33.23 National Tax Search, LLC, as Servicing Function Participant of the 1700 Market Street Mortgage Loan (see Exhibit 33.6)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Wells Fargo Bank, National Association, as Master Servicer

34.2    Rialto Capital Advisors, LLC, as Special Servicer

34.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian

34.4    TriMont Real Estate Advisors, Inc., as Operating Advisor

34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6    National Tax Search, LLC, as Servicing Function Participant

34.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

34.8 Wells Fargo Bank, National Association, as Primary Servicer of the Trinity Centre Mortgage Loan (see Exhibit 34.1)

34.9 Rialto Capital Advisors, LLC, as Special Servicer of the Trinity Centre Mortgage Loan (see Exhibit 34.2)

34.10 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the Trinity Centre Mortgage Loan (see Exhibit 34.3)

34.11 TriMont Real Estate Advisors, Inc., as Operating Advisor of the Trinity Centre Mortgage Loan (see Exhibit 34.4)

34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Trinity Centre Mortgage Loan (see Exhibit 34.5)

34.13 National Tax Search, LLC, as Servicing Function Participant of the Trinity Centre Mortgage Loan (see Exhibit 34.6)

34.14 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.7)

34.15 Rialto Capital Advisors, LLC, as Special Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.2)

34.16 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.3)

34.17 TriMont Real Estate Advisors, Inc., as Operating Advisor of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.4)

34.18 Wells Fargo Bank, National Association, as Primary Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 34.1)

34.19 Rialto Capital Advisors, LLC, as Special Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 34.2)

34.20 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the 1700 Market Street Mortgage Loan (see Exhibit 34.3)

34.21 TriMont Real Estate Advisors, Inc., as Operating Advisor of the 1700 Market Street Mortgage Loan (see Exhibit 34.4)

34.22 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1700 Market Street Mortgage Loan (see Exhibit 34.5)

34.23 National Tax Search, LLC, as Servicing Function Participant of the 1700 Market Street Mortgage Loan (see Exhibit 34.6)


35      Servicer compliance statements.

35.1    Wells Fargo Bank, National Association, as Master Servicer

35.2    Rialto Capital Advisors, LLC, as Special Servicer

35.3    Deutsche Bank Trust Company Americas, as Certificate Administrator

35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Trinity Centre Mortgage Loan

35.6 Rialto Capital Advisors, LLC, as Special Servicer of the Trinity Centre Mortgage Loan

35.7 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Trinity Centre Mortgage Loan

35.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.4)

35.9 Rialto Capital Advisors, LLC, as Special Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.6)

35.10 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.7)

35.11 Wells Fargo Bank, National Association, as Primary Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 35.5)

35.12 Rialto Capital Advisors, LLC, as Special Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 35.6)

35.13 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 1700 Market Street Mortgage Loan (see Exhibit 35.7)


99.1 Mortgage Loan Purchase Agreement, dated as of May 8, 2012, between UBS Commercial Mortgage Securitization Corp. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 7, 2012 under Commission File
        No. 333-177354-01 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of May 8, 2012, between UBS Commercial Mortgage Securitization Corp. and Barclays Bank PLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on May 7, 2012 under Commission File No. 333-177354-01 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of May 8, 2012, between UBS Commercial Mortgage Securitization Corp. and Archetype Mortgage Funding II LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on May 7, 2012 under Commission File
        No. 333-177354-01 and incorporated by reference herein)

(b)     The exhibits required to be filed by the Registrant pursuant to
        Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)     Not Applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/ David Nass
David Nass, President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 24, 2016


/s/ Alfred Fernandez
Alfred Fernandez, Executive Director

Date: March 24, 2016


EXHIBIT INDEX

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of May 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on May 7, 2012 under Commission File No. 333-177354-01 and incorporated by reference herein.)

4.2 Pooling and Servicing Agreement, dated as of December 1, 2011, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent, and custodian, and TriMont Real Estate Advisors Inc., as operating advisor (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.'s Current Report on Form 8-K, filed on December 29, 2011 under Commission File
        No. 333-166711-01 and incorporated by reference herein), as amended by Amendment No. 1 to Pooling and Servicing Agreement, dated as of June 6, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche
        Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4.2 to Citigroup Commercial Mortgage Securities Inc.'s Annual Report on Form 10-K, filed on
        March 29, 2013 under Commission File No. 333-166711-01 and incorporated by reference herein)


31      Rule 13a-14(d)/15d-14(d) Certifications.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1    Wells Fargo Bank, National Association, as Master Servicer

33.2    Rialto Capital Advisors, LLC, as Special Servicer

33.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian

33.4    TriMont Real Estate Advisors, Inc., as Operating Advisor

33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6    National Tax Search, LLC, as Servicing Function Participant

33.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

33.8 Wells Fargo Bank, National Association, as Primary Servicer of the Trinity Centre Mortgage Loan (see Exhibit 33.1)

33.9 Rialto Capital Advisors, LLC, as Special Servicer of the Trinity Centre Mortgage Loan (see Exhibit 33.2)

33.10 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the Trinity Centre Mortgage Loan (see Exhibit 33.3)

33.11 TriMont Real Estate Advisors, Inc., as Operating Advisor of the Trinity Centre Mortgage Loan (see Exhibit 33.4)

33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Trinity Centre Mortgage Loan (see Exhibit 33.5)

33.13 National Tax Search, LLC, as Servicing Function Participant of the Trinity Centre Mortgage Loan (see Exhibit 33.6)

33.14 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.7)

33.15 Rialto Capital Advisors, LLC, as Special Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.2)

33.16 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.3)

33.17 TriMont Real Estate Advisors, Inc., as Operating Advisor of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.4)

33.18 Wells Fargo Bank, National Association, as Primary Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 33.1)

33.19 Rialto Capital Advisors, LLC, as Special Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 33.2)

33.20 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the 1700 Market Street Mortgage Loan (see Exhibit 33.3)

33.21 TriMont Real Estate Advisors, Inc., as Operating Advisor of the 1700 Market Street Mortgage Loan (see Exhibit 33.4)

33.22 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1700 Market Street Mortgage Loan (see Exhibit 33.5)

33.23 National Tax Search, LLC, as Servicing Function Participant of the 1700 Market Street Mortgage Loan (see Exhibit 33.6)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Wells Fargo Bank, National Association, as Master Servicer

34.2    Rialto Capital Advisors, LLC, as Special Servicer

34.3 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian

34.4    TriMont Real Estate Advisors, Inc., as Operating Advisor

34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6    National Tax Search, LLC, as Servicing Function Participant

34.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

34.8 Wells Fargo Bank, National Association, as Primary Servicer of the Trinity Centre Mortgage Loan (see Exhibit 34.1)

34.9 Rialto Capital Advisors, LLC, as Special Servicer of the Trinity Centre Mortgage Loan (see Exhibit 34.2)

34.10 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the Trinity Centre Mortgage Loan (see Exhibit 34.3)

34.11 TriMont Real Estate Advisors, Inc., as Operating Advisor of the Trinity Centre Mortgage Loan (see Exhibit 34.4)

34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Trinity Centre Mortgage Loan (see Exhibit 34.5)

34.13 National Tax Search, LLC, as Servicing Function Participant of the Trinity Centre Mortgage Loan (see Exhibit 34.6)

34.14 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.7)

34.15 Rialto Capital Advisors, LLC, as Special Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.2)

34.16 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.3)

34.17 TriMont Real Estate Advisors, Inc., as Operating Advisor of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.4)

34.18 Wells Fargo Bank, National Association, as Primary Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 34.1)

34.19 Rialto Capital Advisors, LLC, as Special Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 34.2)

34.20 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the 1700 Market Street Mortgage Loan (see Exhibit 34.3)

34.21 TriMont Real Estate Advisors, Inc., as Operating Advisor of the 1700 Market Street Mortgage Loan (see Exhibit 34.4)

34.22 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1700 Market Street Mortgage Loan (see Exhibit 34.5)

34.23 National Tax Search, LLC, as Servicing Function Participant of the 1700 Market Street Mortgage Loan (see Exhibit 34.6)


35      Servicer compliance statements.

35.1    Wells Fargo Bank, National Association, as Master Servicer

35.2    Rialto Capital Advisors, LLC, as Special Servicer

35.3    Deutsche Bank Trust Company Americas, as Certificate Administrator

35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Trinity Centre Mortgage Loan

35.6 Rialto Capital Advisors, LLC, as Special Servicer of the Trinity Centre Mortgage Loan

35.7 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Trinity Centre Mortgage Loan

35.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer for the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.4)

35.9 Rialto Capital Advisors, LLC, as Special Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.6)

35.10 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.7)

35.11 Wells Fargo Bank, National Association, as Primary Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 35.5)

35.12 Rialto Capital Advisors, LLC, as Special Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 35.6)

35.13 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 1700 Market Street Mortgage Loan (see Exhibit 35.7)


99.1 Mortgage Loan Purchase Agreement, dated as of May 8, 2012, between UBS Commercial Mortgage Securitization Corp. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 7, 2012 under Commission File
        No. 333-177354-01 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of May 8, 2012, between UBS Commercial Mortgage Securitization Corp. and Barclays Bank PLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on May 7, 2012 under Commission File No. 333-177354-01 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of May 8, 2012, between UBS Commercial Mortgage Securitization Corp. and Archetype Mortgage Funding II LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on May 7, 2012 under Commission File
        No. 333-177354-01 and incorporated by reference herein)