Form 10-K
period 2017-12-31
UBS Commercial Mortgage Trust 2012-C1
filed 2018-03-19
CIK 1544629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

92705

(Zip Code)

Registrant’s telephone number, including area code:

(212) 713-2000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan, which constituted approximately 6.6%, 6.4% and 4.6%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan or the 1700 Market Street Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the UBS-Citigroup Commercial Mortgage Trust 2011-C1 transaction, Commission File Number 333-166711-01 (the “UBS-Citigroup 2011-C1 Transaction”). These loan combinations, including the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the UBS-Citigroup 2011-C1 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the UBS-Citigroup 2011-C1 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity (other than the Poughkeepsie Galleria Mortgage Loan), are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS-Citigroup 2011-C1 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations (other than the Poughkeepsie Galleria Mortgage Loan).

KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.) (“KeyBank”), is the primary servicer of five of the mortgage loans serviced under the Pooling and Servicing Agreement and of the Poughkeepsie Galleria Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, KeyBank is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Trinity Centre Mortgage Loan and the 1700 Market Street Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Deutsche Bank Trust Company Americas is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan. As a result, Deutsche Bank Trust Company Americas is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Deutsche Bank Trust Company Americas in the capacities described above are listed in the Exhibit Index.

Deutsche Bank Trust Company Americas is the trustee and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan. As a result, Deutsche Bank Trust Company Americas is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Deutsche Bank Trust Company Americas in the capacities described above are listed in the Exhibit Index.

TriMont Real Estate Advisors, Inc. is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Trinity Centre Mortgage Loan, the Poughkeepsie Galleria Mortgage Loan and the 1700 Market Street Mortgage Loan. As a result, TriMont Real Estate Advisors, Inc. is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by TriMont Real Estate Advisors, Inc. in the capacities described above are listed in the Exhibit Index.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which KeyBank National Association is the primary servicer) and the primary servicer of the Trinity Centre Mortgage Loan and the 1700 Market Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as trustee, certificate administrator and custodian, and KeyBank National Association, as primary servicer:

Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 ("TIA"), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA's motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs' conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs' breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs' claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties' joint stipulation and ordered that plaintiffs' claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA's motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs' representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs' claims to the extent they were premised upon any alleged pre-event of default duty to terminate servicers. On March 27, 2017, DBNTC and DBTCA filed an answer to the amended complaint. On January 26, 2018, Plaintiffs filed a motion for class certification. The parties are currently briefing the motion. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs' breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs' breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA's demurrer, providing Plaintiffs with thirty days' leave to amend, and denied DBNTC and DBTCA's motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. On January 17, 2018, Plaintiffs filed a motion for class certification. The parties are currently briefing the motion. Discovery is ongoing.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs' third amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs' TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs' breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of "hundreds of millions of dollars." On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. Discovery is ongoing.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG ("Commerzbank") in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank's second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank's TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer "hundreds of millions of dollars in losses," but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, "IKB"), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York's Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA's motion to dismiss has been briefed and is awaiting decision by the court. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA's belief that it has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as trustee, certificate administrator and custodians under the Pooling and Servicing Agreement and the UBS-Citigroup 2011-C1 pooling and servicing agreement relating to this CMBS transaction.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the "Trust") filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the "Servicers"). The suit was filed derivatively on behalf of the Trust. The action was brought in connection with the Servicers' determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust's directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers. Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the Servicers' motion to dismiss was granted. The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of May 1, 2012, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, Paying Agent and Custodian, and TriMont Real Estate Advisors, Inc., as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K, filed on November 15, 2012 under Commission File No. 333-177354-01 and incorporated by reference herein).
4.2	Pooling and Servicing Agreement, dated as of December 1, 2011, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, Paying Agent, and Custodian, and TriMont Real Estate Advisors Inc., as Operating Advisor (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.’s Current Report on Form 8-K, filed on December 29, 2011 under Commission File No. 333-166711-01 and incorporated by reference herein), as amended by Amendment No. 1 to Pooling and Servicing Agreement, dated as of June 6, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, Paying Agent and Custodian, and TriMont Real Estate Advisors, Inc., as Operating Advisor (filed as Exhibit 4.2 to Citigroup Commercial Mortgage Securities Inc.’s Annual Report on Form 10-K, filed on March 29, 2013 under Commission File No. 333-166711-01 and incorporated by reference herein).
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Wells Fargo Bank, National Association, as Master Servicer
33.2	Rialto Capital Advisors, LLC, as Special Servicer
33.3	Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian
33.4	TriMont Real Estate Advisors, Inc., as Operating Advisor
33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6	National Tax Search, LLC, as Servicing Function Participant
33.7	KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
33.8	Wells Fargo Bank, National Association, as Primary Servicer of the Trinity Centre Mortgage Loan (see Exhibit 33.1)
33.9	Rialto Capital Advisors, LLC, as Special Servicer of the Trinity Centre Mortgage Loan (see Exhibit 33.2)

33.10	Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the Trinity Centre Mortgage Loan (see Exhibit 33.3)
33.11	TriMont Real Estate Advisors, Inc., as Operating Advisor of the Trinity Centre Mortgage Loan (see Exhibit 33.4)
33.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Trinity Centre Mortgage Loan (see Exhibit 33.5)
33.13	National Tax Search, LLC, as Servicing Function Participant of the Trinity Centre Mortgage Loan (see Exhibit 33.6)
33.14	KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.7)
33.15	Rialto Capital Advisors, LLC, as Special Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.2)
33.16	Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.3)
33.17	TriMont Real Estate Advisors, Inc., as Operating Advisor of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 33.4)
33.18	Wells Fargo Bank, National Association, as Primary Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 33.1)
33.19	Rialto Capital Advisors, LLC, as Special Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 33.2)
33.20	Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the 1700 Market Street Mortgage Loan (see Exhibit 33.3)
33.21	TriMont Real Estate Advisors, Inc., as Operating Advisor of the 1700 Market Street Mortgage Loan (see Exhibit 33.4)
33.22	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1700 Market Street Mortgage Loan (see Exhibit 33.5)
33.23	National Tax Search, LLC, as Servicing Function Participant of the 1700 Market Street Mortgage Loan (see Exhibit 33.6)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Wells Fargo Bank, National Association, as Master Servicer
34.2	Rialto Capital Advisors, LLC, as Special Servicer
34.3	Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian
34.4	TriMont Real Estate Advisors, Inc., as Operating Advisor
34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6	National Tax Search, LLC, as Servicing Function Participant
34.7	KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
34.8	Wells Fargo Bank, National Association, as Primary Servicer of the Trinity Centre Mortgage Loan (see Exhibit 34.1)
34.9	Rialto Capital Advisors, LLC, as Special Servicer of the Trinity Centre Mortgage Loan (see Exhibit 34.2)
34.10	Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the Trinity Centre Mortgage Loan (see Exhibit 34.3)
34.11	TriMont Real Estate Advisors, Inc., as Operating Advisor of the Trinity Centre Mortgage Loan (see Exhibit 34.4)
34.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Trinity Centre Mortgage Loan (see Exhibit 34.5)
34.13	National Tax Search, LLC, as Servicing Function Participant of the Trinity Centre Mortgage Loan (see Exhibit 34.6)
34.14	KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.7)
34.15	Rialto Capital Advisors, LLC, as Special Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.2)

34.16	Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.3)
34.17	TriMont Real Estate Advisors, Inc., as Operating Advisor of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 34.4)
34.18	Wells Fargo Bank, National Association, as Primary Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 34.1)
34.19	Rialto Capital Advisors, LLC, as Special Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 34.2)
34.20	Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the 1700 Market Street Mortgage Loan (see Exhibit 34.3)
34.21	TriMont Real Estate Advisors, Inc., as Operating Advisor of the 1700 Market Street Mortgage Loan (see Exhibit 34.4)
34.22	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1700 Market Street Mortgage Loan (see Exhibit 34.5)
34.23	National Tax Search, LLC, as Servicing Function Participant of the 1700 Market Street Mortgage Loan (see Exhibit 34.6)
35	Servicer compliance statements.
35.1	Wells Fargo Bank, National Association, as Master Servicer
35.2	Rialto Capital Advisors, LLC, as Special Servicer
35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator
35.4	KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
35.5	Wells Fargo Bank, National Association, as Primary Servicer of the Trinity Centre Mortgage Loan
35.6	Rialto Capital Advisors, LLC, as Special Servicer of the Trinity Centre Mortgage Loan
35.7	Deutsche Bank Trust Company Americas, as Certificate Administrator of the Trinity Centre Mortgage Loan
35.8	KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.4)
35.9	Rialto Capital Advisors, LLC, as Special Servicer of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.6)
35.10	Deutsche Bank Trust Company Americas, as Certificate Administrator of the Poughkeepsie Galleria Mortgage Loan (see Exhibit 35.7)
35.11	Wells Fargo Bank, National Association, as Primary Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 35.5)
35.12	Rialto Capital Advisors, LLC, as Special Servicer of the 1700 Market Street Mortgage Loan (see Exhibit 35.6)
35.13	Deutsche Bank Trust Company Americas, as Certificate Administrator of the 1700 Market Street Mortgage Loan (see Exhibit 35.7)
99.1	Mortgage Loan Purchase Agreement, dated as of May 8, 2012, between UBS Real Estate Securities Inc. and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 15, 2012 under Commission File No. 333-177354-01 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of May 8, 2012, between Barclays Bank PLC and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 15, 2012 under Commission File No. 333-177354-01 and incorporated by reference herein)
99.3	Mortgage Loan Purchase Agreement, dated as of May 8, 2012, between Archetype Mortgage Funding II LLC and UBS Commercial Mortgage Securitization Corp. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 15, 2012 under Commission File No. 333-177354-01 and incorporated by reference herein)

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

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/ Nicolas Galeone

Nicolas Galeone, President

(senior officer in charge of securitization of the depositor)

Date: March 19, 2018

/s/ David Schell

David Schell, Managing Director

Date: March 19, 2018